Form 10-Q
period 1996-06-30
AUBURN EQUITIES INC
filed 1996-08-14
CIK 851273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
__X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended  June 30, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to___________ Commission file number 33-41809-D

                              Auburn Equities, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                      84-1118262
          --------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

              6909 South Holly, Suite 235 Englewood, Colorado 80112
              -----------------------------------------------------
                (Address of principal executive offices)

                                 (303) 220-5001
                                 --------------
                          (Issuer's telephone number)

     ---------------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             213,618 common shares outstanding as of August 14, 1996
             -------------------------------------------------------

The document is comprised of 10 pages.

                             Auburn Equities, Inc.
                        (a development stage enterprise)

                                      Index

Part I                                                           Page
Item 1. Financial Statements

                  Condensed balance sheet as of
                    June 30, 1996..............................   2

                  Condensed statements of operations,
                    three months ended June 30, 1996 and 1995,
                    the six months ended June 30, 1996
                    and 1995 and January 24, 1989 through
                    June 30, 1996..............................   3

                  Condensed  statements  of cash flows,  three months ended June
                    30, 1996 and 1995, the six months ended June 30, 1996
and 1995 and January 24, 1989 through
                    June 30, 1996..............................   4

                  Notes to condensed financial
                    statements..................................  5

          Item 2. Plan of operation.............................  7


Part II
                  Other information.............................  8

                  Item 1. Legal Proceedings
                  Item 2. Changes in Securities
                  Item 3. Defaults Upon Senior Securities
                  Item 4. Submission of Matters to a Vote
                               of Security Holders
                  Item 5. Other Information
                  Item 6. Exhibits and Reports on Form 8-K


                  Signatures....................................  9

Part I.  Item 1.  Financial Statements

                        Auburn Equities,_Inc.
                   (a Development Stage Enterprise)
                       Condensed Balance Sheet


                                ASSETS



                                                         June 30,
                                                           1996
                                                      ------------
Assets
  Cash............................................... $        224
                                                      ============


                LIABILITIES AND SHAREHOLDERS'_DEFICIT

Liabilities
  Accounts payable................................... $     12,970
  Shareholder advances...............................        9,440
  Note payable.......................................        5,000
  Accrued interest payable...........................          225
                                                      ------------
     Total liabilities...............................       27,635
                                                      ------------
Shareholders' deficit
  Preferred stock....................................            -
  Common stock.......................................            2
  Other shareholders' deficit........................      (27,413)
                                                      ------------
Total shareholders' deficit .....................          (27,411)
                                                      ------------
                                                      $        224
                                                      ============



             See accompany notes to financial statements



                                           Auburn Equities, Inc.
                                         (a Development Stage Enterprise)
                                        Condensed Statements of Operations



                                                                                                  January 24, 1989
                                                                                                    (Inception)
                                                   Three Months Ended         Six Months Ended        through
                                                         June 30,                  June 30,           June 30,
                                                    1996         1995         1996         1995         1996
                                                ------------ ------------ ------------ ------------ ------------

Research and development........................ $         -  $         -  $      -     $        -  $    13,000
Amortization....................................           -            -         -              -        1,000
General and administrative......................       4,245        5,238    15,130          5,550      108,285
Consulting fees-related party...................           -            -         -              -       22,952
Provision for uncollectible accounts receivable.           -            -         -              -      130,000
Costs of unsuccessful offering..................           -            -         -              -       12,274
  Operating loss................................      (4,245)      (5,238)  (15,130)        (5,550)    (287,511)
                                                ------------ ------------ ------------ ------------ ------------
Non operating income
  Investment income.............................           -            -         -              -        6,457

Interest expense................................         (75)           -       (225)            -         (225)
                                                ------------ ------------ ------------ ------------ ------------
Net (loss)...................................... $    (4,320) $    (5,238) $ (15,335)   $   (5,550) $  (281,279)
                                                ============ ============ ============ ============ ============

Net loss per share of common stock.............. $     (0.02) $     (0.03) $   (0.07)   $    (0.03) $     (1.91)
                                                ============ ============ ============ ============ ============

Weighted average shares outstanding.............     213,618      184,478    213,618       184,478      146,903
                                                ============ ============ ============ ============ ============


                 See accompanying notes to financial statements.
                                       -3-



                              Auburn Equities, Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows



                                                                                                   January 24, 1989
                                                                                                      (Inception)
                                                                               Six Months Ended         through
                                                                                    June 30,            June 30,
                                                                                1996         1995         1996
                                                                            ------------ ------------ ------------

Operating activities
  Net cash used in operating activities...................................  $   (14,307)  $        -    $ (109,206)
                                                                            ------------ ------------ ------------
Investing activities
  Organization costs incurred.............................................            -            -        (1,000)
  Investment in common stock..............................................            -            -      (130,000)
                                                                            ------------ ------------ ------------
    Net cash used in investing activities.................................            -            -      (131,000)
                                                                            ------------ ------------ ------------
Cash flows from financing activities
  Proceeds from sale of common stock......................................            -            -       194,645
  Proceeds from shareholder loan..........................................            -            -         4,000
  Proceeds from cash advances by officer..................................        9,440            -         9,440
  Contributed capital.....................................................            -            -        27,345
  Proceeds from debt issue................................................            -            -        10,000
  Repayment of debt issue.................................................       (5,000)           -        (5,000)
                                                                            ------------ ------------ ------------
    Net cash provided in financing activities.............................        4,440            -       240,430
Net increase (decrease) in cash and cash equivalents......................       (9,867)           -           224
Cash and cash equivalents, beginning of period............................        10,091          91             -
                                                                            ------------ ------------ ------------
Cash and cash equivalents, end of period..................................          $224    $     91      $    224
                                                                            ============ ============ ============


                 See accompanying notes to financial statements.

                              Auburn Equities, Inc.
                        (a Development Stage Enterprise)
                     Notes to Condensed Financial Statements

                                  June 30, 1995

Note A:  Basis of presentation

         The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-K report for the year ended December 31, 1995 and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.

         Interim financial data presented herein are unaudited.

Note B:  Related party transactions

         A shareholder of the Company paid expenses on behalf of the Company and infused cash to cover expenses of the Company during the quarter to which this Quarterly Report is filed. These amounts totalled $8,440 and are reflected as shareholder advances in the accompanying condensed financial statements.

Note C:  Stock distribution

         Pursuant to a settlement agreement with the Colorado Division of Securities, the Company distributed 750,000 (unaudited) shares of Vanguard common stock to shareholders of record as of November 30, 1995. The distribution was completed on February 15, 1996. At that time, the Vanguard stock had no market value. The transaction had no impact on the Company's operations or financial position.

Note D:  Reclassifications

         Certain reclassifications have been made in the June 30, 1995 financial information to conform with the classifications used in the current year.

                             Auburn Equities, Inc.
                        (a Development Stage Enterprise)
               Notes to Condensed Financial Statements, Concluded

                                  June 30, 1995

Note E: Going concern

        The accompanying condensed financial statements were prepared under the assumption that the Company is a going concern. In the course of development, the Company has sustained continuing operating losses and has a net working capital deficiency. Its independent accountants' continue to question the Company's ability to continue as a going concern.

        The Company's ability to continue as a going concern is dependent upon successful completion of additional financing and ultimately, upon achieving profitable operations. There is no assurance that the Company will be successful in completing additional financing or becoming an operating company.

Part I. Item 2.  Plan of Operation

The Company entered into a binding letter of intent with Environmental Remediation Funding Corporation (ERF) on January 5, 1996, which provides for the reverse acquisition by the Company in a tax-free exchange of all 2,403,450 issued and outstanding shares of common stock of ERF in consideration for the issuance by Auburn pro rata to the shareholders of ERF of an aggregate of 6,008,625 shares of the Company's common stock. After the consummation of the business combination, the shareholders of ERF would own approximately 82.4 percent of the issued and outstanding shares of common stock of the Company. The consummation of the proposed business combination between the Company and ERF is specifically subject to certain conditions, including the closing of the transaction on or prior to May 17, 1996, and the approval by the company's shareholders at a special meeting of the proposed reorganization together with the following matters: (1) a forward split in the Company's issued and outstanding shares of common stock on the basis of six shares of common stock for each one share then issued and outstanding, (2) a reduction in the Company's authorized shares of capital stock from 900,100,000 to 50,100,000 authorized shares, composed of 50,000,000 shares of common stock and 100,000 shares of preferred stock, $.01 par value per share, and (3) a change in the name of the Company to "Environmental Remediation Funding Corporation." The executive officers and directors will be required to resign their positions with the Company in connection with the reorganization.

No other material changes occurred during the quarter to which this Quarterly Report is filed. The Company continues to be unable to satisfy its cash requirements. The Company's existence continues to be dependent upon the ability and willingness of investors to advance funds to the Company and the continued forbearance of certain creditors.

No operations were conducted during the most recent quarter. Expenses consisted of legal and accounting fees and other miscellaneous costs.

The Company has not conducted any product research or development, has no plans to purchase plant or significant equipment, and does not expect significant changes in the number of employees.

Part II.  Other Information

Item 1.   Legal Proceedings

            not applicable

Item 2.   Changes In Securities

            not applicable

Item 3.   Defaults Upon Senior Securities

            not applicable

Item 4.   Submission Of Matters To A Vote Of Security Holders

            not applicable

Item 5.   Other Information

            not applicable

Item 6.   Exhibits And Reports On Form 8-K

          a) Exhibits

                not applicable

          b) Reports On Form 8-K

               not applicable

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended June 30, 1996 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Auburn Equities, Inc.
                                      (Registrant)



                                      /s/ A. Jay Boisdrenghien
Date:  _________________              -----------------------------
                                      A. Jay Boisdrenghien
                                      President